Form 10-K/A
period 2006-12-31
Banc of America Funding 2006-4 Trust
filed 2008-06-16
CIK 1367187

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                        FORM 10-K/A
                                      Amendment No. 1


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

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

                              EXPLANATORY NOTE

  The issuing entity is filing this Form 10-K/A to replace Exhibits 31, 33.a and 34.a to the original Form 10-K filed on April 2, 2007. Assurant Inc. ("Assurant") recently provided the issuing entity with a revised report on assessment of compliance with servicing criteria for asset-backed securities and a related attestation. In the original assessment previously provided to the issuing entity, Assurant excluded Item 1122(d)(4)(xii) from the scope of its assessment. Assurant recently provided the issuing entity with a revised assessment of compliance that assesses Assurant's compliance with Item 1122(d)(4)(xii) and identifies material non-compliance with this criterion. This material non-compliance is noted in this Form 10-K/A under "Additional Disclosure Items for Regulation AB." The issuing entity has included this revised assessment of compliance under Exhibit 33.a, the related attestation under Exhibit 34.a and a revised Rule 13a-14(d)/15d-14(d) Certification under
  Exhibit 31. This Form 10-K/A does not otherwise amend the original Form 10-K filed with the Commission on April 2, 2007.


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

            Assurant, Inc. previously excluded the applicable servicing criteria set forth in Item 1122 (d)(4)(xii) from the scope of its assessment of compliance. Assurant, Inc. has now assessed its compliance with the Applicable Servicing Criteria for the Reporting Period of January 1, 2006 through December 31, 2006 and has identified a material instance of noncompliance with that servicing criterion. Specifically, Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii). Accordingly, Assurant, Inc. has restated its previous assessment for the Reporting Period, which excluded evaluation of the criterion, to include the criterion and reflect the material noncompliance as a result of its assessment.

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



    Banc of America Funding 2006-4 Trust
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Chris Regnier
    Chris Regnier, Vice President
    (senior officer in charge of the servicing function of the master servicer)

    Date:      May 30, 2008


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

