Form 10-K/A
period 2006-12-31
Banc of America Funding 2006-4 Trust
filed 2008-06-18
CIK 1367187

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                        FORM 10-K/A
                                      Amendment No. 2


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

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

                              EXPLANATORY NOTE

This amendment is being filed to replace Exhibit 34(a) which was previously filed with Amendment No. 1 (filed on June 16, 2008). The exhibit for 34(a) in Amendment No. 1 included both the assertion for ZC Sterling Insurance Agency and the attestation for Assurant, Inc.; however, it should only include the attestation for Assurant, Inc. This Amendment No. 2 will file Exhibit 34(a) correctly to only include the attestation for Assurant Inc. All other exhibits as filed under Amendment No. 1 remain the same.


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

    Date:      June 17, 2008


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

